Form 10QSB
period 1996-03-31
HERITAGE BANCSHARES INC /FLA/
filed 1996-05-10
CIK 843519

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996          Commission File Number 33-25687-A



                         HERITAGE BANCSHARES, INC.
_______________________________________________________________________________
       (Exact name of Small Business Issuer as specified in its charter)

   FLORIDA                                        65-0059575
_______________________________________________________________________________
  (State or other jurisdiction of                 (IRS Employer
   incorporation or organization)              Identification No.)



   12998 SO. CLEVELAND AVENUE, FORT MYERS, FLORIDA    33901
_______________________________________________________________________________
  (Address of principal executive offices)        (Zip code)


ISSUER'S TELEPHONE NUMBER:   (813) 482-1441


                       Check whether the issuer (1) filed
                       all reports required to be filed by
                       Section 13 or 15 (d) of the Exchange
                       Act during the past 12 months (or for
                       such shorter period that the Regis-
                       trant was required to file such
                       reports), and (2) has been subject to
                       such filing requirements for the past
                       90 days.   Yes X  No  .



         CLASS                                OUTSTANDING AT MAY 5, 1996
         _____                                ____________________________
         COMMON STOCK, $1.00 PAR VALUE        543,972 SHARES




















                       T A B L E   O F   C O N T E N T S

                                                                        Page

PART I      Item 1.   Financial Statements                              1-5
            Item 2.   Management`s Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                        6-7

PART II     Item 6.   Exhibits and Reports on Form 8-K                  8












































                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                March 31,        December 31,
       ASSETS                                      1996               1995
                                               -----------       -------------
Cash and due from banks                       $  3,023,686     $  5,614,319
Federal funds sold                               6,500,000        5,955,000
Interest bearing deposits                           43,072        1,037,504
Investment securities available for sale         8,922,797        6,014,483
Mortgage-backed securities available for sale    2,679,258        2,826,014
Loans (net of allowance for credit losses       61,661,086       62,218,629
  and deferred loan fees of $493,806 and
  $487,867 at March 31, 1996 and December
  31, 1995, respectively)
Mortgage loans held for sale, net                2,743,909          887,627
Premises and equipment, net                      2,768,386        2,750,776
Other assets                                       806,802          866,321
                                              ------------     ------------
  Total assets                                $ 89,148,996     $ 88,170,673
                                              ============     ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                    $ 73,756,659     $ 73,896,799
Securities sold under agreement to purchase      7,454,502        6,281,169
Other liabilities                                  551,379          617,098
                                              -------------    -------------

                                                81,762,540       80,795,066
                                              -------------    -------------
STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value, 10,000,000
    shares authorized, 543,972 shares
    issued and outstanding                         543,972          531,972
  Additional paid in capital                     4,851,710        4,851,710
  Unrealized gain on securities available
    for sale                                       (50,035)         (13,882)
  Retained earnings                              2,040,809        1,993,807
                                              -------------    -------------

                                                 7,386,456        7,375,607
                                              -------------    -------------

Total liabilities and stockholders' equity    $ 89,148,996     $ 88,170,673
                                              =============    =============

See Accompanying Notes












                   HERITAGE BANCSHARES, INC., AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                           Three Months Ended March 31
                                           ---------------------------
                                           1996                    1995
                                           ----                    ----
Interest income
   Interest on loans                  $ 1,403,086               $ 1,240,797
   Interest on investment
     securities, taxable                  116,886                   152,463
   Interest on mortgage-backed
     securities, taxable                   45,438                    65,339
   Other interest income                   74,474                    47,586
                                      ------------               -----------
   Total interest income                1,639,884                 1,506,185
                                      ------------               -----------
Interest expense
   Interest on deposits                   712,573                   632,575
                                      ------------               -----------
Net interest income                       927,311                   873,610
Provision for credit losses                10,725                    15,000
                                      ------------               -----------
Net interest income after
  provision for credit losses             916,586                   858,610

Service charges and fees                   80,064                    79,608
Gain on sale of mortgage loans              1,059                    40,541
Other expenses                           (715,522)                 (727,302)
                                      ------------               -----------
Income before income taxes                282,187                   251,457


Provision for income taxes                 99,900                    95,500
                                      ------------               -----------

Net income                            $   182,287                $  155,957
                                      =============              ===========
Earnings per share                    $      0.34                $     0.29
                                      =============              ===========
Weighted average number of
   shares outstanding                     543,972                   543,972
                                      =============              ===========




See Accompanying Notes










                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 Three Months Ended March 31
                                                 ---------------------------
                                                    1996              1995
                                                    ----              ----
Net cash provided by operating activities      $    233,631     $    873,033
                                               -------------    -------------
Cash flow from investing activities:
   Capital expenditures                             (52,396)         (26,523)
   Purchase of investment securities             (3,488,796)            -
   Maturities of investment securities              500,000             -
   Investment in interest bearing deposits             -            (130,367)
   Proceeds from principal reductions of
      investment securities                          50,000             -
   Proceeds from principal reductions of
      mortgage backed securities                    122,011          138,290
   Proceeds from sale of OREO                        42,986             -

   Net loans to customers                        (1,344,701)      (1,396,707)
                                               -------------    -------------
      Net cash used in investing activities      (4,170,896)      (1,415,307)
                                               -------------    -------------

Cash flow from financing activities:

   Dividends paid to shareholders                  (135,993)            -
   Net increase (decrease) in demand, Now and
       savings deposits                             487,219         (314,027)
   Proceeds from exercise of warrants                                125,000
   Net increase in certificates
       of deposits                                 (627,359)       7,904,675
   Net increase in repurchase agreements          1,173,333             -
                                               -------------    -------------
      Net cash provided by financing
        activities                                  897,200        7,715,648
                                               -------------    -------------
      Net increase (decrease) in cash and
        cash equivalents                         (3,040,065)       7,173,374

      Cash and cash equivalents beginning
        of period                                12,606,823        3,343,830
                                               -------------    -------------
      Cash and cash equivalents end
        of period                              $  9,566,758     $ 10,517,204
                                               =============    =============

See Accompanying Notes.












                HERITAGE BANCSHARES, INC. AND SUBSIDIARY

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1.   Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their consolidated financial position as of March 31, 1996, and the consolidated results of their operations and their cash flows for the three-month periods ended March 31, 1996 and 1995. The results of operation for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ended December 31, 1996. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended
         December 31, 1995.

Note 2.  Earnings Per Share

         Earnings per share is based on the weighted average number of common shares outstanding. Common stock equivalents in the form of outstanding common stock options and warrants are not included in the calculation of weighted average shares at March 31, 1996 due to the immaterial impact on dilution earnings per share.

Note 3.  Capital

         On January 8, 1996, the Board of Directors of the Company declared a cash dividend of twenty-five cents ($0.25) per share payable to stockholders of record on February 1, 1996. The dividend was paid on March 1, 1996.

Note 4.  Impact of Recently Issued Accounting Standard

         As of January 1, 1996, the Company adopted the provision of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," (SFAS No. 122). SFAS No. 122 requires companies that engage in mortgage banking activities to allocate the total cost of the mortgage loans it acquires or originates and then sells with servicing rights retained, between the estimated fair value of the loans and the capitalized mortgage servicing rights, if practical. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. SFAS No. 122 applies prospectively to fiscal years beginning after December 15, 1995. The Company adopted the provisions of SFAS No. 122 in January, 1996. The adoption did not have a material impact on the financial position of the Company.

         In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation," was issued and was effective for the Company beginning January 1, 1996. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Practices Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
         25). The Company has elected to apply APB 25 and, therefore, there will be no impact on the consolidated financial position and consolidated results of operations.

Note 5.  Acquisition Agreement

         On April 30, 1996, officials of Heritage Bancshares, Inc. and SouthTrust Corporation signed a letter of intent for the purchase of Heritage Bancshares, Inc. by South Trust Corporation. The cash transaction represents a purchase price of $22.65 per share. The transaction which is subject to execution of a definitive merger agreement, shareholder and regulatory approval, is expected to be completed by the last quarter of 1996.
















































                ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------
Total assets of the Company at March 31, 1996, compared to December 31, 1995, increased by approximately $1 million. This increase was the result of deposit funds received by the Company's banking subsidiary, and were invested in short term government securities. The Company anticipates continued growth in net loans and deposits for the year ended December 31, 1996.

Liquidity of the Company remains strong at March 31, 1996, as cash and federal funds sold were approximately $9.5 million.

For all but the most highly rated banks, the minimum leverage requirement is 3% of total assets plus an additional 100 to 200 basis points. At March 31, 1996, the Company's leverage ratio was 8.6%. At March 31, 1996, the Company's total capital to total risk-weighted assets was 12.95% of which 12.13% was Tier I capital. These ratios well exceed regulatory capital requirements.

Results of Operations
- ---------------------
The Company reported net income of $182,287 for the three-month period ended March 31, 1996, compared to net income of $155,957 for the same period in 1995. The primary factor contributing to the increase in operating results for the first quarter ended March 31, 1996 was an increase in interest and fees on loans while reducing operating expenses.

Investment securities comprise approximately 10% of the Company's assets while mortgage-backed securities comprise approximately 3%. For the three-month period ended March 31, 1996, the portfolio maintained net unrealized losses of approximately $58,000 which was a increase of $36,000 from December 31, 1995's net unrealized losses of approximately $22,000 on "available for sale" securities. As a result of FASB Special Report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which allowed companies a one time opportunity to reassess its classification of certain investments, the Company transferred all of its "held to maturity" investments to "available for sale". The amortized cost of the investments transferred was $5,879,079 and the unrealized loss was $79,859.

The Company maintained its credit loss reserve ratio at .77% at March 31, 1996. This ratio is reflective of the Company's minimal credit losses experienced since inception and the low level of non-performing assets.
At March 31, 1996, the Company reported $766,000 of loans on non-accrual, of which $697,000 were collateralized by first and second mortgages on real property. Management anticipates returning $154,000 to accrual status during the second quarter of 1996. At March 31, 1996, the Bank held in other real estate owned foreclosed property in the amount of $64,000. Because of the value of the collateral, management of the Company believes that no further losses on this loan, upon disposition of the foreclosed collateral, will occur. There was one other loan 90 days past due in the amount of $21,000. The Company charged off no loans during the period ended March 31, 1996. The Company's interest income lost as a result of these loans being on non-accrual was approximately $22,100 for the three-month period ended March 31, 1996. Management reviews and evaluates the allowance for credit losses on a quarterly basis. Management believes that the allowance for credit losses at March 31, 1996, is adequate based on the nature of the loan portfolio and the prevailing economic factors.


             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           CONTINUED - PAGE 2


Summary of the Company's loan portfolio as of March 31, 1996 and December
     31, 1995 ($ in thousands):

                                                      1996        1995
                                                      ----        ----
Commercial, financial and agricultural              $12,385     $14,131
Real estate mortgage                                 40,508      37,761
Real estate construction                              6,376       7,594
Installment                                           2,886       3,220
                                                    --------    --------
                                                     62,155      62,706
                                                    --------    --------
Less:
Allowance for credit losses                            (501)       (490)
Net deferred loan fees                                    7           3
                                                    ---------   --------
                                                       (494)       (487)
                                                    ---------   --------
Loans, net                                          $61,661     $62,219
                                                    =========   ========


An analysis of the allowance for credit losses for March 31, 1996 is as follows:

Balance at January 1, 1996                              $490,373
Provisions charged to operations                          10,725
Loans charged off                                           -

Recoveries of loans charged off                             -

Balance at March 31, 1996                               $501,098
                                                        =========

On January 8, 1996, the Board of Directors of the Company declared a cash dividend of twenty-five cents ($0.25) per share payable to stockholders of record on February 1, 1996. The dividend was paid on March 1, 1996.

Other non-interest expenses decreased from $727,000 for first quarter 1995 to $715,000 for the same period in 1996. $10,000 was a decrease in occupancy expense associated with the Naples Loan Production Office which was closed during the second quarter of 1995. Other normal operating costs were consistent with first quarter 1995.




















                       PART II.  OTHER INFORMATION


6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits. No exhibits are required to be filed with this report.

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.





                                    LEO R DOERR
                                    ____________________________
                                    Leo R. Doerr, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                                MAY 7, 1996
                                    Date:  _____________________




                                    DAVID M DUVALL
                                    _____________________________
                                    David M. DuVall, Executive Vice
                                    President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)

                                               MAY 7, 1996
                                    Date:   _____________________


                            ACKNOWLEDGE COPY