Form 10QSB/A
period 1996-03-31
HERITAGE BANCSHARES INC /FLA/
filed 1996-05-21
CIK 843519

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996      Commission File Number 33-25687-A



                         HERITAGE BANCSHARES, INC.
______________________________________________________________________
    (Exact name of Small Business Issuer as specified in its charter)

   FLORIDA                                        65-0059575
______________________________________________________________________
  (State or other jurisdiction of                 (IRS Employer
   incorporation or organization)              Identification No.)



   12998 SO. CLEVELAND AVENUE, FORT MYERS, FLORIDA    33901
______________________________________________________________________
  (Address of principal executive offices)        (Zip code)


ISSUER'S TELEPHONE NUMBER:   (813) 482-1441


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

This filing is being amended for the reason to include the Financial Date Schedule.

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