Form 10QSB
period 1996-06-30
HERITAGE BANCSHARES INC /FLA/
filed 1996-08-14
CIK 843519

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996          Commission File Number 33-25687-A



                         HERITAGE BANCSHARES, INC.
- -------------------------------------------------------------------------------
   (Exact name of Small Business Issuer as specified in its charter)

   FLORIDA                                        65-0059575
- ------------------------------------------------------------------------------
  (State or other jurisdiction of                 (IRS Employer
   incorporation or organization)              Identification No.)



   12998 SO. CLEVELAND AVENUE, FORT MYERS, FLORIDA    33901
- ------------------------------------------------------------------------------
   (Address of principal executive offices)        (Zip code)


ISSUER'S TELEPHONE NUMBER:   (941) 482-1441


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
                       such filing requirements for the past
                       90 days.   YES x  No



         CLASS                                OUTSTANDING AT AUGUST 12, 1996
         -----                                -------------------------------
         COMMON STOCK, $1.00 PAR VALUE         543,972 SHARES














                     T A B L E   O F   C O N T E N T S

                                                                Page

PART I    Item 1.   Financial Statements                         1-6
          Item 2.   Management`s Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                   7-8

PART II   Item 6.   Exhibits and Reports on Form 8-K             9


















































                          PART I - FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                 HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (UNAUDITED)

                                                    June 30        December 31
           ASSETS                                     1996             1995
                                                    --------       -----------
Cash and due from banks                          $  4,173,259     $  6,651,823
Federal funds sold                                    100,000        5,955,000
Investment securities available for sale            4,621,402        6,014,483
Mortgage-backed securities available for sale       6,560,358        2,826,014
Loans (net of allowance for loan losses            64,567,880       62,218,629
   and deferred loan fees of, $466,818 and
   $487,867 at June 30, 1996 and December
   31, 1995, respectively)
Mortgage loans held for sale, net                   3,792,266          887,627
Premises and equipment, net                         2,748,197        2,750,776
Other assets                                          943,269          866,321
                                                 -------------    ------------
     Total assets                                $ 87,506,631     $ 88,170,673
                                                 =============    ============

   LIABILITIES AND STOCKHOLDERS` EQUITY

LIABILITIES
   Deposits                                      $ 70,605,515     $ 73,896,799
   Securities sold under agreement to purchase      7,564,715        6,281,169
   FHLB Borrowings                                  1,200,000             0
   Other liabilities                                  790,771          617,098
                                                 -------------    ------------
                                                   80,161,001       80,795,066
                                                 -------------    ------------

STOCKHOLDERS` EQUITY
   Common stock, $1.00 par value, 10,000,000
      shares authorized, 543,972 shares
      issued and outstanding                          543,972          543,972
   Additional paid in capital                       4,851,710        4,851,710
   Unrealized losses on securities available
      for sale                                       (147,854)         (13,882)
   Retained earnings                                2,097,802        1,993,807
                                                 -------------    ------------
                                                    7,345,630        7,375,607
                                                 -------------    ------------

   Total liabilities and stockholders` equity    $ 87,506,631     $ 88,170,673
                                                 =============    ============

See Accompanying Notes.










                                   - 1 -
                 HERITAGE BANCSHARES, INC., AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)

                                           Three Months Ended June 30
                                           ----------------------------
                                           1996                    1995
                                           ----                    ----
Interest income
   Interest on loans                  $ 1,468,962               $ 1,297,332
   Interest on investment
     securities, taxable                  140,138                   146,660
   Interest on mortgage-backed
     securities, taxable                   40,413                    64,108
   Other interest income                   22,117                   124,970
                                      ------------              ------------
   Total interest income                1,671,630                 1,633,070
                                      ------------              ------------

Interest expense
   Interest on deposits                   602,830                   710,429
   Interest on borrowings                  73,445                    31,810
                                      ------------              ------------
   Total interest expense                 676,275                   742,239
                                      ------------              ------------
   Net interest income                    995,355                   890,831

Provision for loan losses                  52,000                    27,500
                                      ------------              ------------
   Net interest income after
     provision for loan losses            943,355                   863,331

Service charges and fees                   76,787                    72,977
Gain on sale of mortgage loans              3,913                    34,581
Other operating expenses                 (924,322)                 (710,314)
                                      ------------              ------------
Income before income taxes                 99,733                   260,575

Provision for income taxes                 38,000                    98,400
                                      ------------              ------------

Net income                             $    61,733               $   162,175
                                      ============              ============
Earnings per share                    $       .11               $       .30
                                      ============              ============
Weighted average number of
   shares outstanding                     543,972                   543,972
                                      ============              ============



See Accompanying Notes









                                 -2-
                 HERITAGE BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1.  Basis of Presentation

     ln the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their consolidated financial position as of June 30, 1996, and the consolidated results of their operations and their cash flows for the three and six-month periods ended June 30, 1996 and 1995. The results of operation for the six month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ended December 31, 1996. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995. On July 11, 1996, a report 8-K was filed. This filing refers to a Definitive Agreement and Plan of Share Exchange which provides for the acquisition of Heritage
          Bancshares Inc. by SouthTrust Corporation a Delaware corporation, through the merger of the Company with and into a wholly-owned subsidiary of SouthTrust.

Note 2.  Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. Common stock equivalents in the form of outstanding common stock options and warrants are not included in the calculation of weighted average shares at June 30, 1996 due to the immaterial impact on dilution of earnings per share. In January 1995, 12,500 warrants were exercised at $10.00 per share. Total shares outstanding have increased from 531,472 to 543,972 and additional paid in capital increased from $4,739,210 to $4,851,710.

Note 3.  Impact of Recently Issued Accounting Standard

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

     In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation," was issued and was effective for the Company beginning January 1, 1996. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and Company's stock, rather than the existing method of accounting for stock-based
                                 -5-
     compensation which is provided in Accounting Practices Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
     25). The Company has elected to apply APB 25 and, therefore, there will be no impact on the consolidated financial position and consolidated results of operations.

Note 5.  Acquisition Agreement

     On June 28, 1996, officials of Heritage Bancshares, Inc. and SouthTrust Corporation signed a Definitive Agreement and Plan of Share Exchange which provides for the acquisition of the Company by South Trust Corporation. The cash transaction represents a purchase price of $22.65 per share. The transaction which is subject to shareholder and regulatory approval, is expected to be completed by the last quarter of 1996.
















































                                 -6-

           ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------
Total assets of the Company at June 30, 1996, compared to December 31, 1995, decreased by approximately $1 million. This decrease was the result of $2 million in high yielding certificates of deposit that matured second quarter 1996. Loan demand continued to be strong during the first six months of 1996, increasing from $63 million for the year ended 1995, to $68 million at June 30, 1996. This loan growth and deposit reduction was funded with federal fund balances and borrowings from Federal Home Loan Bank. The Company anticipates continued growth in net loans and deposits for the year ended December 31, 1996. Loan to deposit ratio at June 30, 1996, was 87% compared to 78% for the year ended December 31, 1995.

Due to the large increase in loan balances combined with the liquidation of deposit funds the Company experienced a short term liquidity crunch. Management anticipated this temporary short fall and made provision for a deposit campaign in July to replace the federal funds sold. The Company had available credit lines of over $10 million to help fund the loan demand.

For all but the most highly rated banks, the minimum leverage requirement is 3% of total assets plus an additional 100 to 200 basis points. At June 30, 1996, the Company's leverage ratio was 8.47%. At June 30, 1996, the Company's total capital to total risk-weighted assets was 12.48% of which 11.69% was Tier I capital. These ratios well exceed regulatory capital requirements.


Results of Operations
- ---------------------

The Company reported net income of $61,733 and $244,020 for the three and six-month periods ended June 30, 1996, compared to net income of $162,175 and $318,132 for the same period in 1995. The primary factor contributing to the reduction in operating results for the first six months ended June 30, 1996, was the accrual of funds to cover expenses associated with the pending merger with SouthTrust Corporation.

Investment securities comprise approximately 5% of the Company's assets while mortgage-backed securities comprise approximately 8%. The unrealized loss of approximately $22,000 on "available for sale" securities at December 31, 1995, increased to an unrealized loss of approximately $238,000 at June 30, 1996.

The Company's credit loss reserve ratio at June 30, 1996, was .76%. This ratio is reflective of the Company's minimal loan losses experienced since inception and the low level of non-performing assets. At June 30, 1996, the Company reported $624,000 of loans on non-accrual, of which all but $6,000 were collateralized by first mortgages on real property. The Company's interest income lost as a result of these loans being on non-accrual was approximately $14,700 for the six-month period ended June 30, 1996. At June 30, 1996, the Bank held in other real estate owned, foreclosed property in the amount of $67,825. The Company currently has a pending contract for both foreclosed properties and anticipates a minimal loss due to costs associated with this sale. During the same period, the




                                 -7-
              2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          CONTINUED - PAGE 2


Company charged off one loan for $67,700 and received recoveries of $1,600. There were no other loans 90 days past due for the period ended June 30, 1996. Management reviews and evaluates the allowance for loan losses on a quarterly basis. Management believes that the allowance for loan losses at June 30, 1996, is adequate based on the nature of the loan portfolio and the prevailing economic factors.


Summary of the Company's loan portfolio as of June 30, 1996 and December
     31, 1995 is as follows ($ in thousands):

                                                      1996        1995
                                                      ----        ----
Commercial (including commercial real estate)       $12,778     $14,131
Real estate mortgage                                 46,779      37,761
Real estate construction                              5,923       7,594
Installment                                           3,398       3,220
                                                    --------    --------
                                                     68,878      62,706
                                                    --------    --------
Less:
Allowance for credit losses                            (492)       (490)
Net deferred loan costs                                  25           3
                                                    --------    --------
                                                       (467)       (487)
                                                    --------    --------
Loans, net                                          $68,411     $62,219
                                                    ========    ========

An analysis of the allowance for credit losses for June 30, 1996 is as follows:

Balance at January 1, 1996                              $490,373
Provisions charged to operations                          62,725
Loans charged off                                        (62,675)
Recoveries of loans charged off                            1,657
                                                        --------
Balance at June 30, 1996                                $492,080
                                                        ========

On January 8, 1996, the Board of Directors of the Company declared a cash dividend of twenty-five cents ($0.25) per share payable to stockholders of record on February 1, 1996. The dividend was paid on March 1, 1996.

Other operating expenses increased from $1,438,000 for the first six months of 1995 to $1,640,000 for the same period in 1996. This increase was due to the accrual of expenses associated with legal, accounting, payroll and other acquisition costs.










                                  -8-


                     PART II.  OTHER INFORMATION


6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. No exhibits are required to be filed with this report.

      (b) Reports on Form 8-K. A Form 8-K was filed on July 11, 1996, which refers to a Definitive Agreement and Plan of Share Exchange which provides for the acquisition of Heritage Bancshares Inc. by SouthTrust Corporation a Delaware corporation, through the merger of the Company with and into a wholly-owned subsidiary of SouthTrust.















































                                 -9-





                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.





                                             By: /s/ Leo R. Doerr
                                                -----------------
                                             Leo R. Doerr, President
                                             and Chief Executive
                                             Officer (Principal
                                             Executive Officer)

                                             Date: August 12, 1996
                                                   ---------------

                                             By: /s/ David M. DuVall
                                   --------------------
                                             David M. DuVall, Executive
                                             Vice President and
                                             Treasurer (Principal
                                             Financial and Accounting
                                             Officer)

                                             Date: August 12, 1996
                                                  ----------------



































                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                   Six Months Ended June 30
                                                   ------------------------
                                                   1996                1995
                                                   ----                ----
Net cash provided by operating activities       $    480,865       $   774,752
                                                -------------      ------------

Cash flow from investing activities:
   Capital expenditures                              (67,585)           (36,282)
   Purchase of investment securities              (2,485,046)             -
   Maturities of investment securities             1,000,000          1,989,844
   Investment in interest bearing deposits                              (82,510)
   Purchase of mortgage-backed securities         (1,993,750)              -
   Proceeds from principal reductions of
      investment securities                             -                  -
   Proceeds from principal reductions
      of mortgage-backed securities                  433,345            246,018
   Proceeds from maturity of mortgage-backed
      securities                                     500,000               -
   Proceeds from sale of OREO                         36,198               -

   Net loans to customers                         (5,293,860)        (3,122,482)
                                                -------------      ------------

      Net cash used in investing activities       (7,870,698)        (1,005,412)
                                                -------------      ------------

Cash flow from financing activities:

   Dividends paid to shareholders                   (135,993)           (54,397)
   Net increase (decrease) in demand, Now and
      savings deposits                               342,973         (1,426,061)
   Proceeds from exercise of warrants                   -               125,000
   Net increase (decrease) in certificates
      of deposits                                 (3,634,257)         8,705,607
   Net increase in repurchase agreements           1,283,546               -
   Net increase in other borrowings                1,200,000               -
                                                -------------      -------------
     Net cash provided by (used in) financing
        activities                                  (943,731)         7,350,149
                                                -------------      -------------
      Net increase (decrease) in cash and
        cash equivalents                          (8,333,564)         7,119,489

      Cash and cash equivalents beginning
        of period                                 12,606,823          3,360,064
                                                -------------      -------------

     Cash and cash equivalents end
        of period                                $ 4,273,259       $ 10,479,553
                                                 ============      =============

See Accompanying Notes.
                                     -4-








                                               Six Months Ended June 30
                                           ------------------------------
                                           1996                     1995
                                           ----                     ----
Interest income
   Interest on loans                  $ 2,872,048               $ 2,538,129
   Interest on investment
     securities, taxable                  257,024                   299,123
   Interest on mortgage-backed
     securities, taxable                   85,851                   129,447
   Other interest income                   96,591                   172,556
                                      ____________              ------------

      Total interest income             3,311,514                 3,139,255
                                      ____________              ------------
Interest expense
   Interest on deposits                 1,235,596                 1,305,794
   Interest on borrowings                 153,252                    69,020
                                      ____________              ------------

      Total interest expense            1,388,848                 1,374,814
                                      ____________              ------------
      Net interest income               1,922,666                 1,764,441

Provision for loan losses                  62,725                    42,500
                                      ____________              ------------
      Net interest income after
        provision for loan losses       1,859,941                 1,721,941

Service charges and fees                  156,851                   152,585
Gains on sale of mortgage loans             4,972                    75,122
Gain on sale of securities                    -                        -
Other operating expenses               (1,639,844)               (1,437,616)
                                      ____________              ------------

      Income before income taxes          381,920                   512,032


Provision for income taxes                137,900                   193,900
                                      ____________              ------------

      Net Income                      $   244,020               $   318,132
                                      ============              ============

Earnings per share                    $      .45                $       .59
                                      ============              ============

Weighted average number of
   shares outstanding                     543,972                    541,843
                                      ============              ============

See Accompanying Notes


                                     -3-